Form 10-K
period 2008-12-31
Texas Sweet Crude Oil Corp
filed 2010-06-30
CIK 1389871

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
 Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53282

TEXAS SWEET CRUDE OIL CORP
 (Exact name of registrant as specified in its charter)

Delaware	98-0460379
(State of incorporation)	(I.R.S. Employer ID No.)

3280 Suntree Blvd Suite 105 Melbourne Fl 32940

 (Address of principal executive officers, including Zip Code)

(828) 489-9408
 (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes[ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of December 31, 2008 there were 142,978 shares of common stock, par value $0.0001, issued and outstanding.

As of December 31, 2009 there were 21,141,978 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

- the uncertainty of profitability based upon our history of losses;

- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

- risks related to our international operations;

- risks related to product liability claims;

- other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", the "Company"  mean Texas Sweet Crude Oil Corp, unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Oxbow Resources Corp also referred to herein as Oxbow Resources, or Oxbow, was organized under the laws of the State of Delaware on June 28, 1968.

Oxbow Resources was formed to engage in the exploration of mineral properties for gold and other minerals. The Company has staked a prospect that contains 12 mining cell claims totaling 244.925 hectares that are located on the south shore of Carpenter Lake, near the mining communities of Goldbridge and Bralorne in the Province of British Columbia. We refer to these 12 mining cell claims as the Bristol Gold Property ("Bristol Gold").

We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer." Our auditors have issued a going concern opinion, raising substantial doubt about Oxbow Resources' financial prospects and the Company's ability to continue as a going concern.

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. Securities laws define a "blank check company" as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

On December 10, 2008 by majority shareholder consent the shareholders authorized the name change of the company to Texas Sweet Crude Oil Corp and moved the primary business operations from Vancouver BC to a Florida Headquarters with primary working interest in Ok.

In December 2008 the company decided to discontinue its efforts to fund the operations of the Bristol Gold Property. On January 6, 2009 the company entered into an agreement with Wellington Capital Management Inc. Whereby, Texas Sweet Crude Oil Corp acquired a 49% working interest in the Grindle Lease that is currently returning to production 7 existing wells under a PHASE 1 program and also plans under a PHASE 2 programs to rework the 7 wells and perforate other existing Zones behind the pipe and use a number of methods to increase production.  The Grindle Lease is located in Washington County, Oklahoma, Description: NW/4 SE/4 SE/4 and the N/2 SW/4SE/4 and the NE/4 SE/4 SW/4 and the SEI14 SE/4 SE/4 of Section 7, Township 25 North, Range 14 East and containing 50 acres more or less.

The company agreed   to bear its proportionate 49% share of all turnkey costs which includes royalties, taxes, operating costs for all wells, in which it elects to participate, located within the leased Project Area up through the tanks. The total amount paid out by the company for the income working interest participation for the purposes of the agreement, through the tanks is defined as that point at which the well is hooked up to a sales line with all necessary production facilities installed in the event it is a gas well and that point at which all necessary production facilities (including tanks and batteries) are installed in the event is an oil well.

The company agreed to issue 10,000,000 shares of rule 144- restricted stock common stock and at agreed value of .01 per share for a cost of $100,000 for the 49% working interest.

The Company (TXSC) further agreed to a six month land management consultant fee of five thousand dollars ($5,000) per month with a start date of Jan 2009, and renewable at the option of the company to be made payable to Jurassic Petra Inc, Centerville House, fourth floor, second terrace west, Nassau, Bahamas, to be secured by a convertible note in the event the company is unable to make the cash payment.

BUSINESS DEVELOPMENT

Oxbow Resources Corp. ("Oxbow Resources" or the "Company") was organized under the laws of the State of Delaware on June 28, 1968.

From 1968 to 1992, the corporation was in the business of insurance and operated under the name of the George Washington Corporation. In 1992, the corporation's assets were liquidated and entered in to bankruptcy. From 1992 to 2006 the corporation remained dormant.

On November 1, 2006, the corporation signed a resolution to reinstate the company and reorganize with a new business focus. On November 16, 2006 the corporation filed a certificate of amendment with the state of Delaware changing its name to Oxbow Resources Corp.

Oxbow Resources Corp. also referred to herein as Oxbow Resources, and Oxbow, and the Company, was incorporated on June 28, 1968 under the laws of the State of Delaware.

Oxbow Resources is an exploration stage company that was formed to engage in the exploration of mineral properties for gold and other minerals.

The authorized common stock of the Company consists of 155,000,000 shares with par value of $0.0001. During the year ended December 31, 2008, the Company issued a 3:1 forward split on its common stock resulting in 210,466,500 shares outstanding. Further, in the year ended December 31, 2008, the Company also issued a 1:1,500 reverse split on its common stock resulting in 141,978 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued 2,500,000 shares of its pre-reverse split (1,667 post-reverse split) common stock valued at $10,000 for the final payment on the purchase of certain mineral rights.  The mineral rights agreement (Bristol Gold Properties) was written off and all efforts to secure funding for the operations ceased in December 2008.

On January 13, 2009 the company entered the agreement with Wellington Capital Management for 49% of Grindle Lease containing 7 oil wells that were in need of capital to return to operational status.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.0001. The Company has not issued any shares of preferred stock since November 1, 2006 (date entered into the development stage).

Compliance with Environmental Laws

We are not aware of any environmental laws violations or issues related to the company property discontinued in BC and or the newly acquired property the Grindle Lease, located in Oklahoma.

Employees
We have no full-time employees at the present time but it is expected that the current contract labor force working the oil field operations are the industry standard and we plan to continue such mode of operation.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this registration statement, prospective purchasers of the securities offered hereby should consider carefully the following factors in evaluating the Company and its business.

Minerals exploration and development is an inherently risky enterprise. The success of Oxbow Resources Corp. is critically dependent upon finding mineralized material. Mineralized material or a deposit is a mineralized body, which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, tonnage, grade, price, recoveries costs and other factors, concludes economic feasibility. It is possible that the Company's exploration program will fail to locate sufficient resources to warrant further exploration. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it, or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, the economic viability of the project depends to a large extent on the continued strength of the price of gold, which is highly volatile. There is no assurance that the price of gold will be high enough to support the implementation of further development plans.

Whether a gold deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as its size and grade; costs and efficiency of the recovery methods that can be employed; proximity to infrastructure; financing costs; and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on its invested capital.

The securities of the Company are speculative by nature and involve an extremely high degree of risk and should be purchased only by persons who can afford to lose their entire investment. We also caution prospective investors that the following risk factors could cause our actual future operating results to differ materially from those expressed in any forward looking statements, oral, written, made by or on behalf of us. In assessing these risks, we suggest that you also refer to other information contained in this registration statement, including our financial statements and related notes.

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

THE COMPANY HAS NOT GENERATED ANY REVENUE OR PROFIT, AND WE ARE CURRENTLY OPERATING UNDER A NET LOSS. THERE IS NO GUARANTEE THAT WE WILL EVER GENERATE REVENUE AND EARN A PROFIT.

From the date when the company changed its name to Oxbow Resources Corp. on November 16, 2006, to the audited period ended on December 31, 2008 the Company has not generated any revenue. Rather, the Company operates under a net loss, and has an accumulated deficit of $62,930, which it incurred from the date of inception on November 1, 2006 until the end of the audited period on December 31, 2008. The Company does not currently have any revenue producing operations. The Company is not currently operating profitably and it should be anticipated that it will operate at a loss, at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We do not have sufficient capital to enable us to commence and complete our exploration program. We will need to obtain additional financing in order to complete our business plan. We are an exploration stage company and we have not realized any revenues to date. Based on our current operating plan, we do not expect to generate revenue for at least the next twelve months. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer." We anticipate that we will need to raise at least $100,000 to complete our portion of the start-up of the Grindle Lease.

We will need to obtain financing to operate our business for the next twelve months and if we do not our business will fail. We plan to raise the capital necessary to fund our business through a prospectus and public offering of our common stock. There can be no guarantee that capital from financing will be available to meet our continuing exploration and development costs or, if the capital is available, that it will be available on terms acceptable to the Company.

OUR COMPANY WAS RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE REVENUE OR A PROFIT. IF WE FAIL TO GENERATE REVENUE AND ACHIEVE PROFITABILITY, AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.

 WE HAVE NO OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR GOLD AND OTHER MINERAL EXPLORATION ACTIVITIES.

The Company has no history of operations. As a result of our brief operating history, there is no guarantee that that we will be successful exploring for gold or other minerals. Our future performance will depend upon our management and its ability to conduct a successful exploration program, or programs, and to locate and negotiate additional exploration opportunities in which we can participate. There can be no assurance that we will be successful in these efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have

WE MAY BE ADVERSELY AFFECTED BY VALUE OF OUR PRODUCT GIVEN IT IS SET BY WORLD DEMAND AND BEYOND OUR CONTROL

We face risks of losses in inventory value given the nature of the valuation of the petroleum industry. The value of gas and oil is determined by the demand for them on a global scale and is beyond our control. While we do not anticipate there to be a significant decrease in the value petroleum products we cannot guarantee any such change in value.

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS. If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated June 15, 2010. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

WE LACK AN OPERATING HISTORY
There is no assurance that our future operations will result in continued profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We have very little operating history upon which an evaluation of our future success. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

BECAUSE OUR MANAGEMENT DOES NOT HAVE PRIOR EXPERIENCE IN PETROLEUM INDUSTRY, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our current directors do not have experience in the petroleum industry. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing and business development consultants. Our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker- dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2. PROPERTIES None

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol TXSC and have had minimal trading activity and have been on cease trade halt issued by the Vancouver BC Securities Exchange due to non submission of the audited financials for period ending 2008 and 2009. Upon submission of the 2008 and 2009 audited financials and the 2008 quarterly reports and the payment of a cease trade fee, the company will file to discontinue the reporting requirements with the BC Securities Commission and they will in turn lift the trade halt in the US.

(b) Holders of Common Stock

We have approximately 80 shareholders of record, and 141,978 shares outstanding as of December 31, 2008. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate additional more shareholders in the future, but cannot guarantee any such happening.

(c) Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Recent Sales of Unregistered Securities

None

(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

There have been no issuances of preferred stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2008 or 2007.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended December 31, 2008 and 2007, and the period of November 1, 2006 (Inception) to December 31, 2008 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Year Ended December 31,
			November 1, 2006
			(Inception) to December
	2008	2007	31, 2008

Revenue	$-	$-	$-
Operating Expenses	(26,194)	(14,180)	(40,430)
Other Expenses
Loss From Mineral Claim	(22,500)		(22,500)
Net Loss	$(48,694)	$(14,180)	$(62,930)

Revenue

Our gross revenue for the years ended December 31, 2008 and 2007 was $0 and $0, the company decided to discontinue the Bristol Gold Mine mineral lease claim in December 2008.

Operating Costs and Expenses

The major components of our expenses for the years ended December 31, 2008 and 2007, and for the period from November 1, 2006 (Inception) through December 31, 2008, are outlined in the table below:

	Year Ended December 31,
			November 1, 2006
			(Inception) to December
	2008	2007	31, 2008

Professional Services	$26,194	$8,000	$34,194
General and administrative		6,180	6,236
Mineral claim loss	22,500		22,500

Total operating expenses	$48,694	$14,180	$62,930

Operating Expenses

The increase our operating costs for the year ended December 31, 2008, compared to the year ended December 31, 2007, was due to the increase in general and administrative costs, consulting fees, travel expenses. All these increases are associated with the change in activities and related to implementation of our business plan.

Liquidity and Capital Resources
Working Capital

	Year Ended August 31,
	2008	2007
Current Assets	$-	$4,844
Current Liabilities	52,930	19,080
Working Capital Deficiency	$(52,930)	$(14,236)

Cash Flows

	Year Ended August 31,
			November 1, 2006
			(Inception) to
	2008	2007	December 31, 2008

Cash used in Operating Activities	$(62,344)	$(14,180)	$(76,580)
Cash Used in Investing Activities	22,500		22,500
Cash Provided by Financing Activities	35,000	(26,000)	54,080
Net Change in Cash	$(4,844)	$(40,180)	$-

We had cash of $0, accounts receivable of $0, accounts payable and accrued liabilities of $33,850 and loan payable of $19,080 for a working capital deficiency of $52,930 as of December 31, 2008. Further, we had cash of $4,844 accounts receivable of $0, accounts payable and accrued liabilities of $0and a loan payable of $19,080 for a working capital deficiency of $14,236 as of December 31, 2007.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $4,844 and $40,180 during the years ended December 31, 2008 and 2007 and $0 during the period of inception to December 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

$22,500 and 0 cash was used or provided in investing activities during the years ended December 31, 2008 or 2007 and $22,500 for the period of inception to December 31, 2008.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the years ended December 31, 2008 and 2007 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2008, our company has accumulated losses of $62,930 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December  31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 8. FINANCIAL STATEMENTS

TEXAS SWEET CRUDE OIL CORP

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008 and 2007

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Company)

Audited Financial Statements
December 31, 2008 and 2007

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Company)

Audited Financial Statements
December 31, 2008 and 2007

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To  the  Board  of  Directors  and  Stockholders
Texas Sweet Crude Oil Corp.

We have audited the accompanying balance sheets of Texas Sweet Crude Oil Corp (a development stage company) (the Company) as of December  31, 2008and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the period November 1, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Sweet Crude Oil Corp as of December 31, 2008 and 2007, and the results of the operations and cash flows for the years then ended, and the period from November 1, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in financial statement Note 2, the Company has incurred losses since inception, and has not engaged in any operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eddy Chin, Chartered Accountant Eddy Chin, Chartered Accountant Thornhill, Ontario June 15, 2010

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Company)
Balance Sheets

	December 31,
	2008	2007
ASSETS

Current assets
Cash	$-	$4,844
Total current assets	-	4,844

Total assets	$-	$4,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,850	$-
Related party payables	44,080	19,080
Total current liabilities	52,930	19,080

Stockholders' Deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value; 155,000,000 shares authorized, 141,978 and 140,311 shares issued and outstanding at December 31, 2008 and 2007	14	14
Additional paid in capital	9,986	(14)
Deficit accumulated during the development stage	(62,930)	(14,236)
Total stockholders' deficit	(52,930)	(14,236)

Total liabilities and stockholders' deficit	$-	$4,844

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Company)
Statements of Operations

			For the period from November 1, 2006 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007

Revenue	$-	$-	$-

Operating Expenses
General and administrative	-	6,180	6,236
Professional fees	26,194	8,000	34,194
Impairment loss on mineral rights	22,500	-	22,500
Total operating expenses	48,694	14,180	62,930

Net loss	$(48,694)	$(14,180)	$(62,930)

Basic and diluted loss per common share	$(0.34)	$(0.11)

Weighted average shares outstanding	141,787	128,645

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period of November 1, 2006 (Inception) to December 31, 2008

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, November 1, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued to founders, November 1, 2006	311	-	-	-	-	-	-
Net loss, period ended December 31, 2006	-	-			-	(56)	(56)
Balance, December 31, 2006	311	-	-	-	-	(56)	(56)

Common stock issued, May 1, 2007	140,000	14	-	-	(14)	-	-
Net loss, year ended December 31, 2007	-	-	-	-	-	(14,180)	(14,180)
Balance, December 31, 2007	140,311	$14			$(14)	$(14,236)	$(14,236)

Shares issued for settlement of debt	1,667	-	-	-	10,000	-	10,000
Net loss, year ended December 31, 2008	-	-	-	-	-	(48,694)	(48,694)
	141,978	$14	-	$-	$9,986	$(62,930)	$(52,930)

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31,		For the period of November 1, 2006 (inception) to December 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(48,694)	$(14,180)	$(62,930)
Adjustments to reconcile net income to net cash used in operating activities
Accounts payable	8,850	-	8,850
Impairment loss on mineral claim	(22,500)	-	(22,500)
Net cash used in operating activities	(63,344)	(14,180)	(76,580)

Cash flows from investing activities
Purchase of mineral claim	22,500	-	22,500
Net cash used in investing activities	22,500	-	22,500

Cash flows from financing activities
Proceeds from related party payables	25,000	-	70,080
Repayments of related party notes	-	(26,000)	(26,000)
Stock issued for settlement of debt	10,000	-	10,000
Net cash provided by financing activities	35,000	(26,000)	54,580

Net change in cash	(4,844)	(40,180)	-

Cash at beginning of period	4,844	45,024	-

Cash at end of period	$-	$4,844	$-

Disclosure of non-cash financing activities:
Issuance of 1,667 shares of common stock for settlement of debt	$10,000	$-	$10,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 - Nature of Business

Texas Sweet Crude Oil Corp, (“Texas Sweet Crude Oil” or the “Company”) was organized under the laws of the State of Delaware as George Washington Corporation on June 28, 1968.   From 1968 to 1992 the corporation operated in the insurance industry.  In 1992 the company’s assets where liquidated and entered in to bankruptcy and the Company was dormant from that date to November 1, 2006.

On November 1, 2006 the company signed a resolution to reinstate the company and reorganize with a new business focus.  On November 16, 2006 the company filed a certificate of amendment with the state of Delaware changing the name of the company to Oxbow Resources Corp.  On December 31, 2008 the company filed a certificate of amendment to change its name to Texas Sweet Crude Oil Corp.

The primary focus of the company is the exploration of oil and related resources. The Company believes it has a viable business plan to obtain operating oil wells in the state of Texas, USA. As of December 31, 2008, the Company has not entered into any agreements from its business plan or generated any revenues from operations.

Note 2 - Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 or 2007.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 2 - Significant Accounting Policies (continued)

Share Based Expenses

The Company follows Financial Accounting Standards Board (“FASB”) SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 2 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does not change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would no have been significant.

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall”, ASU No 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements”, ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements”, and various other ASU’s, No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 2 - Significant Accounting Policies (continued)

Mineral Acquisition Costs

The Company adheres to SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and amended by SFAS No. 25 “Suspension of Certain Accounting Requirements for Oil and Gas Producing Companies” in accounting for its mineral and oil claims. The Company has yet to realize revenues from its business plan and is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period ended September 30, 2009.

Note 3 -Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 155,000,000 shares with par value of $0.0001. During the year ended December 31, 2008, the Company issued a 3:1 forward split on its common stock resulting in 210,466,500 shares outstanding. Further, in the year ended December 31, 2008, the Company also issued a 1:1,500 reverse split on its common stock resulting in 141,978 shares issued and outstanding.

During the year ended December 31, 2008, the Company issued 2,500,000 shares of its pre-reverse split (1,667 post-reverse split) common stock valued at $10,000 for the final payment on the purchase of certain mineral rights.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.0001. The Company has not issued any shares of preferred stock since November 1, 2006 (date entered into the development stage).

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 4 -Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended September 30, 2009, applicable under FIN 48.  As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of December 31, 2008 and 2007 is as follows:

	2008	2007
Net operating loss carry forward	$62,930	$14,236
Valuation allowance	(62,930)	(14,236)
Net deferred tax asset	$-	$-

This represents an increase in both the net operating loss carry forward and the valuation allowance of $48,694 and $14,180 for the years ended December 31, 2008 and 2007. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2009	2008
Tax at statutory rate (35%)	$22,026	$4,983
Increase in valuation allowance	(22,026)	(4,983)
Net deferred tax asset	$-	$-

This represents an increase of $17,043 and $4,963 for the years ended December 31, 2008 and 2007. The Company did not pay any income taxes during the years ended August 31, 2009 or 2008

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 5 -Related Party Transactions

On December 12, 2006 the Company entered into a loan agreement with a related party to borrow up to $50,000 to fund operations.  The loan does not bear interest and is due on demand and as such is included in current liabilities. The Company borrowed $12,500 and $0 during the years ended December 31, 2008 and 2007. Additionally, repayments of $0 and $26,000 were made during the years ended December 31, 2008 and 2007. The outstanding balance of the loan was $31,580 and $19,080 as of December 31, 2008 and 2007.

Additionally, the Company entered into a consulting agreement with a related party during the year ended December 31, 2008 requiring $12,500 of services to be performed on behalf of the Company. As of December 31, 2008, the services had been performed in full and the $12,500 is remaining due to the related party.

Note 6 -Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through June 28, 2010, and determined there are no events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Executive Officers and Directors:

Name and
Principal			Stock	Option	Other
Position	Year	Salary	Award	Shares	Compensation

Leonard D. Fong	2007	--	--	--	--
CEO & President,	2008	--	--	1,000 *	--
Director
Resign Dec 08

James Laird	2007	--	--	--	--
Vice President	2008	--	--	500 *	--
Exploration
Resign Dec 08

Trevor Morrison	2008	--	--	--	--
President CEO
Director
Dec 08 – Jan 13 09

*Adjusted  for a 3 for 1 forward split on March 4, 2008 and a 1 for 1,500 Reverse stock split on  December 8, 2008. Options were at .20 per share and expire on 2013.

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Innocent's affairs.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 and 2007 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

	2008	2007
Leonard Fong	None	None
James Laird	None	None
Trevor Morrison	None	None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 31, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Amount and
Nature of
Title of Class	Name of	Beneficial	Percent of
	Owner	Ownership	Class
		(1)	(%)

Common	None	0	0%

The percent of class is based on 141,978 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2008:

Otherwise, no director and officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Trevor Morrison, is also our chief executive officer and chief financial officer. As a result, we do not have any independent directors. As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accountants, Eddy Chin, Chartered Accountant was retained in December 2009 so no fees were included in December 31 year end.  Moore & Associates, Chartered Accountants and Advisors (2008 and 2007), billed the following fees for the services indicated:

	Year Ended December 31,
	2008	2007
Audit fees	$5,000	$5,250
Audit-related fees
Tax fees
All other fees
Total fee	$5,000	$5,250

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

(a) The following exhibits are included as part of this report:

Exhibit
Number	Title of Document

31.1	Sec.302 Certification of CEO

32.1	Sec.906 Certification of CEO

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28,2010	Texas Sweet Crude Oil Corp

/s/ Wayne A Doss
Wayne A Doss President, Chief Executive
Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Wayne A Doss
Wayne A. Doss President, Chief Executive Officer, and Director Dated: June 28, 2010