Form 10-Q
period 2009-03-31
Texas Sweet Crude Oil Corp
filed 2010-06-30
CIK 1389871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2009.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period _____________ to _________________

Commission File Number 000-53282

Texas Sweet Crude Oil Corp
(Exact name of small business issuer as specified in its charter)

Nevada	98-0460379
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3280 Suntree Blvd Suite 105 Melbourne Fl 32940
(Address of principal executive offices) (zip code)

(828) 489-9408
 (Registrant's telephone number, including area code)

None
 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of March 31, 2009 there were 18,141,978 shares of common stock, par value $0.0001 issued and outstanding.

PART I - FINANCIAL INFORMATION

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
March 31, 2009 and 2008

(Unaudited)

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
March 31, 2009 and 2008

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESSOURCES CORP.)
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS

Investment in Oil Wells	$100,000	$-

Total assets	$100,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$41,992	$8,850
Related party payables	35,205	44,080
Total current liabilities	77,197	52,930

Stockholders' equity (deficit)
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value; 155,000,000 shares authorized, 18,141,978 and 141,978 issued and outstanding at March 31, 2009 and December 31, 2008	1,814	14
Additional paid in capital	116,186	9,986
Deficit accumulated during the development stage	(95,197)	(62,930)
Total stockholders' equity (deficit)	22,803	(52,930)

Total liabilities and stockholders' equity (deficit)	$100,000	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESSOURCES CORP.)
(A Development Stage Enterprise)
Statements of Operations

	Three months ended March 31,		For the period from November 1, 2006 (inception) to March 31, 2009
	2009	2008
Revenue	$-	$-	$-

Operating expenses
General and administrative	8,442	200	14,678
Professional fees	23,700	-	57,894
Impairment loss	-	22,500	22,500
Total operating expenses	32,142	22,700	95,072

Other expense
Interest expense	125	-	-
Total other expense	125	-	-

Net loss	$(32,267)	$(22,700)	$(95,072)

Basic and diluted loss per common share	$(0.00)	$(0.48)

Weighted average shares outstanding	17,053,089	47,604

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESSOURCES CORP.)
(A Development Stage Enterprise)
Statements of Cash Flows

	Three months ended March 31,		For the period from November 1, 2006 (inception) to March 31, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(32,267)	$(22,700)	$(95,197)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	33,142	200	41,992
Impairment loss	-	22,500	22,500
Net cash provided by (used in) operating activities	875	-	(30,705)

Cash flows from investing activities
Purchase of mineral claim	-	(22,500)	(22,500)
Purchase of interest in oil wells	(100,000)	-	(100,000)
Net cash used in investing activities	(100,000)	(22,500)	(122,500)

Cash flows from financing activities
Related party payables	(8,875)	20,000	35,205
Stock issued for settlement of debt	8,000	2,500	18,000
Stock issued for purchase of interest in oil wells	100,000	-	100,000
Net cash provided by financing activities	99,125	22,500	153,205

Net change in cash	-	-	-

Cash at beginning of period	-	4,844	-

Cash at end of period	$-	$4,844	$-

Disclosure of non-cash investing and financing activities
Common stock issued for settlement of debt	$8,000	$2,500	$18,000
Common stock issued for purchase of oil well interest	$100,000	$-	$100,000

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009 and 2008

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

The primary focus of the company is the exploration of oil and related resources. The Company believes it has a viable business plan to obtain operating oil wells in the states of Texas and Oklahoma, USA.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2009 or 2008.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with FASB ASC Topic 740 (formally SFAS No. 109 “Accounting for Income Taxes”).  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Advertising Costs

Advertising and promotion costs are expensed as incurred. The Company has incurred no such expenses since inception.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured. The Company has not recognized any revenues since its inception.

Share Based Expenses

The Company complies with FASB ASC Topic 718 Compensation—Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC Topic 718 upon formation of the company and expenses share based costs in the period incurred.

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

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

Effective January 1, 2008, the Company adopted FASB ASC 820-10-15, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the Financial Accounting Standards Board (“FASB”) requires or permits fair value measurements but does not require any new fair value measurements. The Company had adopted FASB ASC 820-10-15, which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FASB ASC 820-10-15 did not have any material impact on the Company’s financial statements.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

FASB ASC 820-10-15 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. FASB ASC 820-10-15 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.
Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC 820-10-15 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At March 31, 2010 and 2009 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

Recent Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, Revenue Arrangements with Multiple Deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009 and 2008

Note 2 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued FASB ASC 805-10-10, Business Combinations. FASB ASC 805-10-10 replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805-10-10 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. FASB ASC 805-10-10 is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008. The adoption of FASB ASC 805-10-10 did not have a significant impact on our financial position, results of operations or cash flows.

In December 2007, FASB issued FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of FASB ASC 810-10-10, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of FASB ASC 810-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB ASC 815-10-15, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB ASC 815-10-05. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. FASB ASC 815-10-15 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 815-10-15 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB ASC 820-10-05, Fair Value Measurements, when there has been a significant decrease in the volume and level of activity for an asset or liability. FASB ASC 820-10-65 does not change the measurement objective of FASB ASC 820-10-05 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC 820-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009 and 2008

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10-65 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. FASB ASC 320-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 320-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FASB ASC 825-10-65 are effective for interim periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855-10-15, Subsequent Events. This Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. FASB ASC 855-10-15 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10-15 did not have a significant impact on our financial statements.

In June 2009, the FASB issued FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10-65 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB ASC 860-10-1 (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB ASC 810-10-15 (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Mineral Acquisition Costs

The Company has been in the exploration and development stages since its formation November 1, 2006 and has not yet realized any operating revenue from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and profitable reserves, the costs incurred to develop such property are capitalized.  Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserves.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of March 31, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

Note 3 -Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 155,000,000 shares with par value of $0.0001. During the year ended December 31, 2008, the Company issued a 3:1 forward split on its common stock resulting in 210,466,500 shares outstanding. Further, in the year ended December 31, 2008, the Company also issued a 1:1,500 reverse split on its common stock.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009 and 2008

Note 3 -Stockholders’ Equity (continued)

Common stock (continued)

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

 Stock issuances

Prior to November 21, 2006 the company had 308 shares issued and outstanding under the company name George Washington, according to Continental Stock Transfer and Trust Company. On January 31, 2007, 140,000 additional shares were issued for no consideration.

On January 31, 2008, 1,670 shares were issued in exchange for mineral rights that the company has fully impaired. On January 7, 2009, the Company issued 8,000,000 shares of its common stock with an aggregate value of $8,000 for the conversion of related party notes payable. Further, on January 6, 2009, the Company also issued 10,000,000 common shares with an aggregate value of $100,000 to acquire a 49% interest in seven oil wells. There were 18,141,978 and 141,978 common shares issued and outstanding at March 31, 2009 and December 31, 2008.

Note 4 -Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31, 2009	December 31, 2008
Net operating loss carry forward	$95,197	$62,930
Valuation allowance	(95,197)	(62,930)
Net deferred tax asset	$-	$-

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2009 and 2008

Note 4 -Income Taxes (continued)

This represents an increase in both the net operating loss carry forward and the valuation allowance of $32,267 and $48,694 for the three months ended March 31, 2009 and the year ended December 31, 2008. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2009	December 31, 2008
Tax at statutory rate (35%)	$33,319	$22,026
Increase in valuation allowance	(33,319	(22,026)
Net deferred tax asset	$-	$-

This represents an increase of $11,293 and $17,043 for the three months ended March 31, 2009 and the year ended December 31, 2008. The Company did not pay any income taxes during the three months ended March 31, 2009 or 2008 or since inception.

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Investment in Oil Wells

On January 6, 2009, the Company entered into a purchase agreement to acquire a 49% interest in seven oil wells in the state of Oklahoma, USA. 10,000,000 shares of common stock with an aggregate value of $100,000 were issued to compete this purchase.

Note 6 -Related Party Transactions

On December 12, 2006 the Company entered into a loan agreement with a related party to borrow up to $50,000 to fund operations.  The loan does not bear interest and is due on demand and as such is included in current liabilities. The Company borrowed $12,500 year ended December 31, 2008. Additionally, common stock valued at $8,000 was issued in January 2009 as repayment of the loan. The outstanding balance of the loan was $11,080 and $19,080 as of March 31, 2009 and December 31, 2008.

As part of the agreement to acquire a 49% interest in the oil wells, the Company agreed to pay a monthly property management fee of $5,000. In the instance the Company did not have the capital resources, a 10% interest bearing note would be issued. As of March 31, 2009, the Company has issued three such notes for a total of $15,000 with accrued interest of $125.

The President of the Company provides management and consulting services at a rate of $2,000 per month. During the three months ended March 31, 2009, management services of $6,000 were charged to operations.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through June 28, 2010 and determined there are no events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

- the uncertainty of profitability based upon our history of losses;
- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
- risks related to our international operations and currency exchange fluctuations;
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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", the "Company” mean Texas Sweet Crude Oil Corporation unless otherwise indicated.

Our Current Business

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

During the first quarter 2009 the Grindel Lease site contract labor oil men reinstalled electricity to the wells, secured the property with replacement fencing where needed and placed new gates for the access to the property to provide for enhanced security.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended March 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

	Three months ended March 31,
	2009	2008
Revenue	$-	$-
Operating expenses	(32,267)	(200)
Mineral Impairment Cost	-	(22,500)
Net loss	$(32,267)	$(22,700)

Revenue
 Our gross revenue for the three-month period ended March 31, 2009, was $0, compared to $0 for the same period in fiscal 2008. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Costs and Expenses
The major components of our expenses for the three-month period ended March 31, 2009, and 2008, are outlined in the table below:

	Three months ended November 30
	2009	2008
Professional fees	$23,700	$-
General and administrative	8,442	200
Mineral Impairment Cost		22,500
Interest	125	-
Operating expenses	$32,267	$22,700

The increase in operating expenses was mainly due to the increase of $31,942 in professional services and expenditures resulting from travel expenses incurred to meet and integrate the Grindel Lease.  These increases were offset by a decrease in the mineral rights impairment loss of 22,500 in 2008. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
	Three months ended March 31
	2009	2008
Current assets	$100,000	$-
Current liabilities	(77,197)	(52,930)
Working capital deficiency	$(95,197)	$(62,930)

Cash Flows
	Three months ended March 31
	2009	2008
	$875	$	=
Cash flows used in investing activities	(100,000)		(22,500)
Cash provided by financing activities	99,125		22,500
Net increase in cash	$-		$4,844

We had cash of $0, accounts payable and accrued liabilities of $77,197 for a working capital deficiency of $95,197 as of March 31, 2009.

Cash Used In Operating Activities

Our cash balance of $0 as of March 31, 2009, remained the same as  the three months ended March 31, 2009 compared to the cash balance of $0 as of March 31, 2008.

Cash From Investing Activities
One Hundred Thousand Dollars ($100,000) cash was used by investing activities during the three-month period ended March 31, 2009 as a result of an investment of 49% Interest in the Grindel Lease of 7 oil well to be brought back to operation. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2009 which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended November 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

WE MAY BE ADVERSELY AFFECTED BY VALUE OF OUR PRODUCT GIVEN IT IS SET BY WORLD DEMAND AND BEYOND OUR CONTROL

We face risks of losses in inventory value given the nature of the valuation of petroleum products. The value of such products is determined by the demand for them on a global scale and is beyond our control. While we do not anticipate there to be a significant decrease in the value of precious metals, we cannot guarantee any such change in value.

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS. If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated December 31 2008. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

BECAUSE OUR MANAGEMENT DOES NOT HAVE PRIOR EXPERIENCE IN PETROLUM INDUSTRY, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Going Concern
The audited financial statements for the year ended December 31, 2008, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2009, our company has accumulated losses of $95,072 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31,2008,our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings
We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or the issuance of convertible notes to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Title of Document

31.1	Sec.302 Certification of CEO/CFO

32.1	Sec.906 Certification of CEO/CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas Sweet Crude Oil Corp

/s/ Wayne A Doss
Wayne A. Doss
President, Chief Executive
Officer, and Director
Dated: June 28, 2010