Form 10-Q
period 2009-09-30
Texas Sweet Crude Oil Corp
filed 2010-06-30
CIK 1389871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2009.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to _________________

Commission File Number 000-53282

Texas Sweet Crude Oil Corp
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0460379
--------------------------------------	-------------------------------------------------
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

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

 As of September 30, 2009 there were 21,141,978 shares of common stock, par value $0.0001 issued and outstanding.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
September 30, 2009 and 2008

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
September 30, 2009 and 2008

CONTENTS

Page(s)
Balance Sheets as of September 30, 2009 and December 31, 2008	1

Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the period of November 1, 2006 (Inception) to September 30, 2009	2

Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period of November 1, 2006 (Inception) to September 30, 2009	3

Notes to the Financial Statements	4-12

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2009	December 31, 2008

	(Unaudited)
ASSETS

Current assets
Cash	$7,558	$-
Total current assets	7,558	-

Investment in Oil Wells	100,000	-

Total assets	$107,558	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$51,165	$8,850
Related party payables	79,852	44,080
Total current liabilities	131,017	52,930

Stockholders' deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value; 155,000,000 shares authorized, 21,141,978 and 141,978 issued and outstanding at September 30, 2009 and December 31, 2008	2,114	14
Additional paid in capital	118,886	9,986
Deficit accumulated during the development stage	(144,459)	(62,930)
Total stockholders' deficit	(23,459)	(52,930)

Total liabilities and stockholders' deficit	$107,558	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Operations

	Three months ended September 30,		Nine months ended September 30,		For the period from November 1, 2006 (inception) to September 30, 2009
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	6,019	4,844	23,836	5,044	30,072
Professional fees	8,700	-	56,100	-	90,294
Impairment loss	-	-	-	22,500	22,500
Total operating expenses	14,719	4,844	79,936	27,544	142,866

Other expense
Interest expense	968	-	1,593	-	1,593
Total other expense	968	-	1,593	-	1,593

Net loss	$(15,687)	$(4,844)	$(81,529)	$(27,544)	$(144,459)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.57)

Weighted average shares outstanding	19,511,543	48,175	18,244,542	48,175

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine months ended September 30,		For the period from November 1, 2006 (inception) to September 30, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(81,529)	$(27,544)	$(144,459)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	42,315	200	51,165
Impairment loss	-	22,500	22,500
Net cash provided by (used in) operating activities	(39,214)	(4,844)	(70,794)

Cash flows from investing activities
Purchase of mineral claim	-	(22,500)	(22,500)
Purchase of interest in oil wells	(100,000)	-	(100,000)
Net cash used in investing activities	(100,000)	(22,500)	(122,500)

Cash flows from financing activities
Related party payables	35,772	20,000	79,852
Stock issued for settlement of debt	11,000	2,500	21,000
Stock issued for purchase of interest in oil wells	100,000	-	100,000
Net cash provided by financing activities	146,772	22,500	200,852

Net change in cash	7,558	(4,844)	7,558

Cash at beginning of period	-	4,844	-

Cash at end of period	$7,558	$-	$7,558

Disclosure of non-cash investing and financing activities
Common stock issued for settlement of debt	$11,000	$2,500	$21,000
Common stock issued for purchase of oil well interest	$100,000	$-	$100,000

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2009 and 2008

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2009 or 2008.

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
September 30, 2009 and 2008

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
September 30, 2009 and 2008

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

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At September 30, 2009 and 2008 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

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
September 30, 2009 and 2008

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
September 30, 2009 and 2008

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

In June 2809, the FASB issued FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10-65 did not have a material impact on our financial statements.

In June 2809, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB ASC 860-10-1 (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2809, the FASB issued SFAS No. 167, Amendments to FASB ASC 810-10-15 (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

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

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of September 30, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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
September 30, 2009 and 2008

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

On January 31, 2008, 1,670 shares were issued in exchange for mineral rights that the company has fully impaired. On January 7, 2009, the Company issued 8,000,000 shares of its common stock with an aggregate value of $8,000 for the conversion of related party notes payable. Further, on January 6, 2009, the Company also issued 10,000,000 common shares with an aggregate value of $100,000 to acquire a 49% interest in seven oil wells. On August 20, 2009, the Company issued 3,000,000 shares of its common stock with an aggregate value of $3,000 for the conversion of related party notes payable. There were 21,141,978 and 141,978 common shares issued and outstanding at September 30, 2009 and December 31, 2008.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	September 30, 2009	December 31, 2008
Net operating loss carry forward	$144,459	$62,930
Valuation allowance	(144,459)	(62,930)
Net deferred tax asset	$-	$-

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2009 and 2008

Note 4 -Income Taxes (continued)

This represents an increase in both the net operating loss carry forward and the valuation allowance of $81,529 and $48,694 for the nine months ended September 30, 2009 and the year ended December 31, 2008. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	September 30, 2009	December 31, 2008
Tax at statutory rate (35%)	$50,561	$22,026
Increase in valuation allowance	(50,561)	(22,026)
Net deferred tax asset	$-	$-

This represents an increase of $28,535 and $17,043 for the nine months ended September 30, 2009 and the year ended December 31, 2008. The Company did not pay any income taxes during the nine months ended September 30, 2009 or 2008 or since inception.

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

Note 6 -Related Party Transactions

On December 12, 2006 the Company entered into a loan agreement with a related party to borrow up to $50,000 to fund operations.  The loan does not bear interest and is due on demand and as such is included in current liabilities. The Company borrowed $12,500 year ended December 31, 2008. Additionally, common stock valued at $8,000 was issued in January 2009 as repayment of the loan. The outstanding balance of the loan was $8,080 and $19,080 as of September 30, 2009 and December 31, 2008.

As part of the agreement to acquire a 49% interest in the oil wells, the Company agreed to pay a monthly property management fee of $5,000 for nine months. In the instance the Company did not have the capital resources, a 10% interest bearing note would be issued. As of September 30, 2009, the Company has issued six such notes for a total of $30,000 with accrued interest of $625.

The President of the Company provides management and consulting services at a rate of $2,000 per month. During the nine months ended September 30, 2009, management services of $18,000 were charged to operations.

During the nine months ended September 30, 2009, a shareholder advanced the Company $9,779 to fund operations. The loan carries a 10% interest rate and is due on demand and as such is included in current liabilities. There was accrued interest on the loan of $244 at September 30, 2009.

During the nine months ended September 30, 2009, the President advanced the Company $6,400 to fund operations. The loan carries a 10% interest rate and is due on demand and as such is included in current liabilities. There was accrued interest on the loan of $160 at September 30, 2009.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2009 and 2008

Note 7 – Subsequent Events

The Company has evaluated subsequent events through June 15, 2010 and determined there are no events to disclose.

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

During the third quarter 2009 the Grindel Lease site contract labor oil men cleared old equipment and materials that had no use or value, defective and outdated well head equipment was also removed, and replaced with newer equipment. Inspection of the oil feed lines and the storage tanks and separators were inspected to insure they would perform as required.

During the third quarter 2009 the Grindel Lease site contract labor oil men refurbished the battery tanks, including repainting and sealing, running all of the flow lines under ground and running the electrical lines to each well so that the outside contractors will have the required electrical transmission lines ready when the well are ready to be placed into production.

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. Securities laws define a "blank check company" as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended September 30, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

	Nine months ended September 30,
	2009	2008
Revenue	$-	$-
Operating expenses	(81,529)	(5,044)
Mineral Impairment Cost	-	(22,500)
Net loss	$(81,529)	$(27,544)

Revenue
Our gross revenue for the six-month period ended September 30, 2009, was $0, compared to $0 for the same period in fiscal 2008. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Costs and Expenses
The major components of our expenses for the nine month period ended September 30, 2009, and 2008, are outlined in the table below:

	Nine months ended November 30
	2009	2008
Professional fees	$47,400	$-
General and administrative	23,836	5,044
Mineral Impairment Cost		22,500
Interest	1,593	-
Operating expenses	$81,529	$27,544

The increase in operating expenses was mainly due to the increase of $74,892 in professional services and expenditures resulting from travel expenses and site work incurred to integrate the Grindel Lease.  These increases were offset by a decrease in the mineral rights impairment loss of 22,500 in 2008. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
	Nine months ended September 30
	2009	2008
Current assets	$107,558	$-
Current liabilities	(131,017)	(52,930)
Working capital deficiency	$(23,559)	$(52,930)

Cash Flows
	Nine months ended September 30
	2009	2008
Cash provided by (used in) operating activities	$(39,214)	$(4,844)
Cash flows used in investing activities	(100,000)	(22,500)
Cash provided by financing activities	146,772	22,500
Net increase in cash	$7,558	$(4,844)

Cash Used In Operating Activities
Our cash balance of $7,558 as of September 30, 2009, increased $7,558 over the nine months ended September 30, 2009 compared to the cash balance of $0 as of September 30, 2008.

Cash From Investing Activities
One Hundred Thousand Dollars ($100,000) cash was used by investing activities during the six-month period ended September 30, 2009 as a result of an investment of 49% Interest in the Grindel Lease of 7 oil well to be brought back to operation. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2009 which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Going Concern
The audited financial statements for the year ended December 31, 2008, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2009, our company has accumulated losses of $144,459 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Title of Document
-----------	------------------------

31.1	Sec.302 Certification of CEO/CFO

32.1	Sec.906 Certification of CEO/CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texas Sweet Crude Oil Corp

/s/ Wayne A Doss
--------------------------------------
Wayne A. Doss
President, Chief Executive
Officer, and Director
Dated: June 28, 2010