Form 10-K
period 2009-12-31
Texas Sweet Crude Oil Corp
filed 2010-06-30
CIK 1389871

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
 Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2009

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

(828) 489-9408
 (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Whether a oil deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as its size and grade; costs and efficiency of the recovery methods that can be employed; proximity to infrastructure; financing costs; and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on its invested capital.

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

From the date when the company changed its name to Texas Sweet Crude Oil Corp to the audited period ended on December 31, 2009 the Company has not generated any revenue. Rather, the Company operates under a net loss, and has an accumulated deficit of $(160,584), which it incurred from the date of inception on November 1, 2006 until the end of the audited period on December 31, 2009. The Company does not currently have any revenue producing operations. The Company is not currently operating profitably and it should be anticipated that it will operate at a loss, at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We do not have sufficient capital to enable us to commence and complete our exploration program. We will need to obtain additional financing in order to complete our business plan. We are an exploration stage company and we have not realized any revenues to date. Based on our current operating plan, we do not expect to generate revenue for at least the next twelve months. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer." We anticipate that we will need to raise at least $200,000 to complete our portion of the start-up of the Grindle Lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2009.

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

(b) Holders of Common Stock

We have approximately 80 shareholders of record, and 21,141,978 shares outstanding as of December 31, 2009. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate additional more shareholders in the future, but cannot guarantee any such happening.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2009 or 2008.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended December 31, 2009 and 2008, and the period of November 1, 2006 (Inception) to December 31, 2009 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Year Ended December 31,		November 1, 2006
	2009	2008	(Inception) to December 31, 2009

Revenue	$-	$-	$-
Operating Expenses	(97,654)	(26,194)	(138,084)
Other Expenses
Loss From Mineral Claim		(22,500)	(22,500)

Net Loss	$(97,654)	$(48,694)	$(160,584)

Revenue

Our gross revenue for the years ended December 31, 2009 and 2008 was $0 and $0, the company decided to discontinue the Bristol Gold Mine mineral lease claim in December 2008. The acquisition of 49% of the Grindel Lease oil wells has not produced any revenue todate.

Operating Costs and Expenses

The major components of our expenses for the years ended December 31, 2009and 2008 and for the period from November 1, 2006 (Inception) through December 31, 2009, are outlined in the table below:

	Year Ended December 31,		November 1, 2006
	2009	2008	(Inception) to December 31, 2008

Professional Services	$65,550	$16,194	$99,744
General and administrative	29,356		35,592
Mineral claim loss		22,500	22,500

Total operating expenses	$94,906	$48,694	$157,836

Operating Expenses

The increase our operating costs for the year ended December 31, 2009, compared to the year ended December 31, 2008, was due to the increase in general and administrative costs, consulting fees, travel expenses. All these increases are associated with the change in activities and related to implementation of our business plan as they relate to the Grindel Lease.

	Liquidity and Capital Resources

Working Capital	Year Ended August 31,
	2009	2008

Current Assets	$103,784	$
Current Liabilities	143,368		52,930

Working Capital Deficiency	$(39,584)		$(52,930)

	Year Ended August 31,			November 1, 2006
	2009	2008		(Inception) to December 31, 2009

Cash used in Operating Activities	$(50,142)		$(17,344)	$(81,722)
Cash Used in Investing Activities	(100,000)		(22,500)	(122,500)
Cash Provided by Financing Activities	153,926		35,000	208,006

Total operating expenses	$3,784	$	(4,844)	$3,784

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

Going Concern

The audited financial statements for the years ended December 31, 2009 and 2008 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2009, our company has accumulated losses of $160,584 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

December 31, 2009 and 2008

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
December 31, 2009 and 2008

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Texas Sweet Crude Oil Corp

We have audited the accompanying balance sheets of Texas Sweet Crude Oil Corp (a development stage enterprise) (the Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the period November 1, 2006 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Sweet Crude Oil Corp as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, and the period from November 1, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in financial statement Note 2, the Company has incurred losses since inception, and has not engaged in any operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EddyChin, Chartered Accountant
Eddy Chin, Chartered Accountant
Thornhill, Ontario
June 15, 2010

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	$3,784	$-
Total current assets	3,784	-

Investment in Oil Wells	100,000	-

Total assets	$103,784	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$56,362	$8,850
Related party payables	87,006	44,080
Total current liabilities	143,368	52,930

Stockholders' deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value; 155,000,000 shares authorized, 21,141,978 and 141,978 issued and outstanding at December 31, 2009 and 2008	2,114	14
Additional paid in capital	118,886	9,986
Deficit accumulated during the development stage	(160,584)	(62,930)
Total stockholders' deficit	(39,584)	(52,930)

Total liabilities and stockholders' deficit	$103,784	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Operations

	Year ended December 31,		For the period from November 1, 2006 (inception) to December 31, 2009
	2009	2008
Revenue	$-	$-	$-

Operating expenses
General and administrative	29,356	-	35,592
Professional fees	65,550	26,194	99,744
Impairment loss	-	22,500	22,500
Total operating expenses	94,906	48,694	157,836

Other expense
Interest expense	2,748	-	2,748
Total other expense	2,748	-	2,748

Net loss	$(97,654)	$(48,694)	$(160,584)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	21,141,978	141,841

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESSOURCES CORP.)
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the Period of November 1, 2006 (Inception) to December 31, 2009

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, November 1, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued to founders, November 1, 2006	311	-	-	-	-	-	-
Net loss, period ended December 31, 2006	-	-			-	(56)	(56)
Balance, December 31, 2006	311	-	-	-	-	(56)	(56)

Common stock issued, May 1, 2007	140,000	14	-	-	(14)	-	-
Net loss, year ended December 31, 2007	-	-	-	-	-	(14,180)	(14,180)
Balance, December 31, 2007	140,311	$14			$(14)	$(14,236)	$(14,236)

Shares issued for settlement of debt	1,667	-	-	-	10,000	-	10,000
Net loss, year ended December 31, 2008	-	-	-	-	-	(48,694)	(48,694)
Balance, December 31, 2008	141,978	14	-	-	9,986	(62,930)	(52,930)

Common stock issued for purchase of interest in oil wells	10,000,000	1,000	-	-	99,000	-	100,000
Common stock issued for settlement of debt	11,000,000	1,100	-	-	9,900		11,000
Net loss, year ended December 31, 2009	-	-	-	-	-	(97,654)	(97,654)
Balance, December 31, 2009	21,141,978	$2,114	-	$-	$118,886	$(160,584)	$(39,584)

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Cash Flows

	Year ended December 31,		For the period from November 1, 2006 (inception) to December 31, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(97,654)	$(48,694)	$(160,584)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	47,512	8,850	56,362
Impairment loss	-	22,500	22,500
Net cash provided by (used in) operating activities	(50,142)	(17,344)	(81,722)

Cash flows from investing activities
Purchase of mineral claim	-	(22,500)	(22,500)
Purchase of interest in oil wells	(100,000)	-	(100,000)
Net cash used in investing activities	(100,000)	(22,500)	(122,500)

Cash flows from financing activities
Related party payables	42,926	25,000	87,006
Stock issued for settlement of debt	11,000	10,000	21,000
Stock issued for purchase of interest in oil wells	100,000	-	100,000
Net cash provided by financing activities	153,926	35,000	208,006

Net change in cash	3,784	(4,844)	3,784

Cash at beginning of period	-	4,844	-

Cash at end of period	$3,784	$-	$3,784

Disclosure of non-cash investing and financing activities
Common stock issued for settlement of debt	$11,000	$10,000	$21,000
Common stock issued for purchase of oil well interest	$100,000	$-	$100,000

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
December 31, 2009 and 2008

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 or 2008.

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
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2009 and 2008 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

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
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of December 31, 2009 and 2008 and since inception, the Company had no dilutive potential common shares.

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

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
December 31, 2009 and 2008

Note 3 -Stockholders’ Equity (continued)

Common stock (continued)

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

On August 20, 2009, the Company issued 3,000,000 shares of its common stock with an aggregate value of $3,000 for the conversion of related party notes payable. There were 21,141,978 and 141,978 common shares issued and outstanding at December 31, 2009 and 2008.

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

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
December 31, 2009 and 2008

Note 4 -Income Taxes (continued)

	December 31, 2009	December 31, 2008
Net operating loss carry forward	$160,584	$62,930
Valuation allowance	(160,584)	(62,930)
Net deferred tax asset	$-	$-

This represents an increase in both the net operating loss carry forward and the valuation allowance of $97,564 and $48,694 for the years ended December 31, 2009 and 2008. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2009	December 31, 2008
Tax at statutory rate (35%)	$56,204	$22,026
Increase in valuation allowance	(56,204)	(22,026)
Net deferred tax asset	$-	$-

This represents an increase of $34,178 and $17,043 for years ended December 31, 2009 and 2008. The Company did not pay any income taxes during the years ended December 31, 2009 and 2008 or since inception.

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

Note 6 -Related Party Transactions

On December 12, 2006 the Company entered into a loan agreement with a related party to borrow up to $50,000 to fund operations.  The loan does not bear interest and is due on demand and as such is included in current liabilities. The Company borrowed $12,500 year ended December 31, 2008. Additionally, common stock valued at $8,000 was issued in January 2009 as repayment of the loan. The outstanding balance of the loan was $8,080 and $19,080 as of December 31, 2009 and 2008.

As part of the agreement to acquire a 49% interest in the oil wells, the Company agreed to pay a monthly property management fee of $5,000 for six months. In the instance the Company did not have the capital resources, a 10% interest bearing note would be issued. As of December 31, 2009, the Company has issued six such notes for a total of $30,000 with accrued interest of $2,125.

The President of the Company provides management and consulting services at a rate of $2,000 per month. During the year ended December 31, 2009, management services of $24,000 were charged to operations.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
December 31, 2009 and 2008

Note 6 -Related Party Transactions (continued)

During the year ended December 31, 2009, a shareholder advanced the Company $9,779 to fund operations. The loan carries a 10% interest rate and is due on demand and as such is included in current liabilities. There was accrued interest on the loan of $345 at December 31, 2009.

During the year ended December 31, 2009, the President advanced the Company $6,400 to fund operations. The loan carries a 10% interest rate and is due on demand and as such is included in current liabilities. There was accrued interest on the loan of $277 at December 31, 2009.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through June 15, 2010 and determined there are no events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2009 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Executive Officers and Directors:

Name and Principal Position	Year	Salary	Stock Award	Option Shares	Other Compensation

Wayne A Doss 57	2009	24,000	0	0	0
President and CEO
Director	2008	0	0	0	0

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

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

	2009	2008

Wayne A Doss	24,000*	None

*accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 31, 2009, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (%)

Common	Officer/Directors	0	0

Common	Wellington Capital Management	10,000,000	47%

The percent of class is based on 21,141,978 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2009:

Otherwise, no director and officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights except Wellington Capital Management  47% interest, attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Wayne A. Doss, is also our chief executive officer and chief financial officer. As a result, we do not have any independent directors. As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accountants, Eddy Chin, Chartered Accountant was retained in December 2009 an conducted a re-audit of the Inception  November 1, 2006 thru December 31, 2009 year end due to the disqualification of  Moore & Associates, Chartered Accountants, who initially audited inception thru 2008.

	Year Ended December 31,
	2009	2008

Audit fees	$8,000	$5,000
Audit-related fees
Tax fees
All other fees

Total fee	$8,000	$5,000

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

June 28,2010	Texas Sweet Crude Oil Corp

	By:	/s/ Wayne A Doss
Wayne A Doss President, Chief Executive
Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Wayne A Doss
Wayne A. Doss
President, Chief Executive
Officer, and Director
Dated: June 28, 2010