Form 10-Q
period 2010-03-31
Texas Sweet Crude Oil Corp
filed 2010-06-30
CIK 1389871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2010.

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

As of March 31, 2010 there were 21,141,978 shares of common stock, par value $0.0001 issued and outstanding.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
March 31, 2010 and 2009

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
March 31, 2010 and 2009

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2010	December 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$6,180	$3,784
Total current assets	6,180	3,784

Investment in Oil Wells	100,000	100,000

Total assets	$106,180	$103,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$63,213	$56,362
Related party payables	98,573	87,006
Total current liabilities	161,786	143,368

Stockholders' deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value; 155,000,000 shares authorized, 21,141,978 issued and outstanding at March 31, 2010 and December 31, 2009	2,114	2,114
Additional paid in capital	118,886	118,886
Deficit accumulated during the development stage	(176,606)	(160,584)
Total stockholders' deficit	(55,606)	(39,584)

Total liabilities and stockholders' deficit	$106,180	$103,784

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Operations

	Three months ended March 31,		For the period from November 1, 2006 (inception) to March 31, 2010
	2010	2009
Revenue	$-	$-	$-

Operating expenses
General and administrative	6,205	8,442	41,797
Professional fees	8,650	23,700	108,394
Impairment loss	-	-	22,500
Total operating expenses	14,855	32,142	172,691

Other expense
Interest expense	1,167	125	3,915
Total other expense	1,167	125	-

Net loss	$(16,022)	$(32,267)	$(172,691)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	21,141,978	17,053,089

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Cash Flows

	Three months ended March 31,		For the period from November 1, 2006 (inception) to March 31, 2010
	2010	2009
Cash flows from operating activities
Net loss	$(16,022)	$(32,267)	$(176,606)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	6,851	33,142	63,213
Impairment loss	-	-	22,500
Net cash provided by (used in) operating activities	(9,171)	875	(90,893)

Cash flows from investing activities
Purchase of mineral claim	-	-	(22,500)
Purchase of interest in oil wells	-	(100,000)	(100,000)
Net cash used in investing activities	-	(100,000)	(122,500)

Cash flows from financing activities
Related party payables	11,567	(8,875)	98,573
Stock issued for settlement of debt	-	8,000	21,000
Stock issued for purchase of interest in oil wells	-	100,000	100,000
Net cash provided by financing activities	11,567	99,125	219,573

Net change in cash	2,396	-	6,180

Cash at beginning of period	3,784	-	-

Cash at end of period	$6,180	$-	$6,180

Disclosure of non-cash investing and financing activities
Common stock issued for settlement of debt	$-	$8,000	$21,000
Common stock issued for purchase of oil well interest	$-	$100,000	$100,000

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2010 and 2009

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2010 or 2009.

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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

On August 20, 2009, the Company issued 3,000,000 shares of its common stock with an aggregate value of $3,000 for the conversion of related party notes payable. There were 21,141,978 common shares issued and outstanding at March 31, 2010 and December 31, 2009.

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

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2010 and 2009

Note 4 -Income Taxes (continued)

	March 31, 2010	December 31, 2009
Net operating loss carry forward	$176,606	$160,584
Valuation allowance	(176,606)	(160,584)
Net deferred tax asset	$-	$-

This represents an increase in both the net operating loss carry forward and the valuation allowance of $16,022 and $97,564 for the three months ended March 31, 2010 and the year ended December 31, 2009. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2010	December 31, 2009
Tax at statutory rate (35%)	$61,812	$56,204
Increase in valuation allowance	(61,812)	(56,204)
Net deferred tax asset	$-	$-

This represents an increase of $5,608 and $34,178 for the three months ended March 31, 2010 and the year ended December 31, 2009. The Company did not pay any income taxes during the three months ended March 31, 2010 or 2009 or since inception.

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Investment in Oil Wells

On January 6, 2009, the Company entered into a purchase agreement to acquire a 49% interest in seven oil wells in the state of Oklahoma, USA. 10,000,000 shares of common stock with an aggregate value of $100,000 were issued to complete this purchase.

Note 6 -Related Party Transactions

On December 12, 2006 the Company entered into a loan agreement with a related party to borrow up to $50,000 to fund operations.  The loan does not bear interest and is due on demand and as such is included in current liabilities. The Company borrowed $12,500 year ended December 31, 2008. Additionally, common stock valued at $8,000 was issued in January 2009 as repayment of the loan. The outstanding balance of the loan was $8,080 as of March 31, 2010.

As part of the agreement to acquire a 49% interest in the oil wells, the Company agreed to pay a monthly property management fee of $5,000 for six months. In the instance the Company did not have the capital resources, a 10% interest bearing note would be issued. As of March 31, 2010, the Company has issued six such notes for a total of $30,000 with accrued interest of $2,125.

The President of the Company provides management and consulting services at a rate of $2,000 per month. During the three months ended March 31, 2010 and 2009, management services of $6,000 were charged to operations.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2010 and 2009

Note 6 -Related Party Transactions

From inception to March 31, 2010, a shareholder advanced the Company $12,679 to fund operations. The loan carries a 10% interest rate and is due on demand and as such is included in current liabilities. There was accrued interest on the loan of $602 and $345 at March 31, 2010 and December 31, 2009.

From inception to March 31, 2010, the President advanced the Company $6,400 to fund operations. The loan carries a 10% interest rate and is due on demand and as such is included in current liabilities. There was accrued interest on the loan of $437 and $277 at March 31, 2010 and December 31, 2009.

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

During thefourth quarter 2009 the Grindel Lease site contract labor oil men refurbished the battery tanks, including repainting and sealing, running all of the flow lines under ground and running the electrical lines to each well so that the outside contractors will have the required electrical transmission lines ready when the well are ready to be placed into production.

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. Securities laws define a "blank check company" as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended March 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

	Three months ended March 31,
	2010	2009
Revenue	$-	$-
Operating expenses	(14,855)	(32,142)
Mineral Impairment Cost	-
Net loss	$(14,855)	$(32,142)

Revenue
Our gross revenue for the three-month period ended March 31, 2010, was $0, compared to $0 for the same period in fiscal 2009. No prior revenues and cost of sales have been included in income from discontinued operations.

Operating Costs and Expenses
The major components of our expenses for the three month period ended March 31, 2010, and 2009, are outlined in the table below:

	Three months ended March 31
	2010	2009
Professional fees	$8,650	$23,700
General and administrative	6,205	8,442
Mineral Impairment Cost
Interest	1,167	125
Operating expenses	$16,022	$32,267

The decrease  in operating expenses was mainly due to the increase of $15,000  in professional services and expenditures resulting from consulting services to integrate the Grindel Lease.

Liquidity and Capital Resources
	Three months ended March 31
	2010	2009
Current assets	$106,180	$103,784
Current liabilities	(161,786)	(143,368)
Working capital deficiency	$(55,588)	$(39,584)

Cash Flows
	Three months ended March 31
	2010	2009
Cash provided by (used in) operating activities	$(9,171)	$875
Cash flows used in investing activities	-	(100,000)
Cash provided by financing activities	11,567	99,125
Net increase in cash	$(2,396)	$-

Cash Used In Operating Activities

Our cash balance of $6,180 as of March 31, 2009, increased $2,396 over the three months ended March 31, 2009.

Cash From Investing Activities
No cash was received or used by investing activities during the three-month period ended March 31, 2010.  Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2010 which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS.

If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated December 31 2009. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

Going Concern
The audited financial statements for the year ended December 31, 2009, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2010, our company has accumulated losses of $172,691 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31,2009, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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