Form 10-Q
period 2010-06-30
Texas Sweet Crude Oil Corp
filed 2010-08-13
CIK 1389871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended June 30, 2010.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period _____________ to _________________

Commission File Number 000-53282

Texas Sweet Crude Oil Corp
(Exact name of small business issuer as specified in its charter)

Delaware	98-0460379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2010 there were 21,141,978 shares of common stock, par value $0.0001 issued and outstanding.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
June 30, 2010 and 2009

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
June 30, 2010 and 2009

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$22,453	$3,784
Total current assets	22,453	3,784

Investment in Oil Wells	200,000	100,000

Total assets	$222,453	$103,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$58,252	$56,362
Note payable	100,000
Related party payables	149,209	87,006
Total current liabilities	307,461	143,368

Stockholders' deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value; 155,000,000 shares authorized, 21,141,978 issued and outstanding	2,114	2,114
Additional paid in capital	118,886	118,886
Deficit accumulated during the development stage	(206,008)	(160,584)
Total stockholders' deficit	(85,008)	(39,584)

Total liabilities and stockholders' deficit	$222,453	$103,784

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Operations

	Three months ended June 30,		Six months ended June 30,		For the period from November 1, 2006 (inception) to June 30, 2010
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	17,308	9,375	23,513	17,817	59,105
Professional fees	10,150	23,700	18,800	47,400	118,544
Impairment loss	-		-	-	22,500
Total operating expenses	27,458	33,075	42,313	65,217	200,149

Other expense
Interest expense	1,944	500	3,111	625	5,859
Total other expense	1,944	500	3,111	625	5,859

Net loss	$(29,402)	$(33,575)	$(45,424)	$(65,842)	$(206,008)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	21,141,978	18,141,978	21,141,978	17,600,542

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Cash Flows

	Six months ended June 30,		For the period from November 1, 2006 (inception) to June 30, 2010
	2010	2009
Cash flows from operating activities
Net loss	$(45,424)	$(65,842)	$(206,008)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	1,890	42,217	58,252
Impairment loss	-	-	22,500
Net cash provided by (used in) operating activities	(43,534)	(23,625)	(125,256)

Cash flows from investing activities
Purchase of mineral claim	-	-	(22,500)
Purchase of interest in oil wells	(100,000)	(100,000)	(200,000)
Net cash used in investing activities	(100,000)	(100,000)	(222,500)

Cash flows from financing activities
Note payable	100,000	-	100,000
Related party payables	62,203	15,625	149,209
Stock issued for settlement of debt	-	8,000	21,000
Stock issued for purchase of interest in oil wells	-	100,000	100,000
Net cash provided by financing activities	162,203	123,625	370,209

Net change in cash	18,669	-	22,453
Cash at beginning of period	3,784	-	-
Cash at end of period	$22,453	$-	$22,453

Disclosure of non-cash investing and financing activities
Common stock issued for settlement of debt	$-	$8,000	$21,000
Common stock issued for purchase of oil well interest	$-	$100,000	$100,000

Supplemental cash flow information
Cash paid for interest	$600	$-	$600
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 1 - Nature of Business

Texas Sweet Crude Oil Corp, (“Texas Sweet Crude Oil” or the “Company”) was organized under the laws of the State of Delaware as George Washington Corporation on August 13, 1968.   From 1968 to 1992 the corporation operated in the insurance industry.  In 1992 the company’s assets where liquidated and entered in to bankruptcy and the Company was dormant from that date to November 1, 2006.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of six months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2010 or December 31, 2009.

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
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At June 30, 2010 and 2009 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

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
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of June 30, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

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
June 30, 2010 and 2009

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

On August 20, 2009, the Company issued 3,000,000 shares of its common stock with an aggregate value of $3,000 for the conversion of related party notes payable. There were 21,141,978 common shares issued and outstanding at June 30, 2010 and December 31, 2009.

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

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 4 -Income Taxes (continued)
	June 30, 2010	December 31, 2009
Net operating loss carry forward	$206,008	$160,584
Valuation allowance	(206,008)	(160,584)
Net deferred tax asset	$-	$-

This represents an increase in both the net operating loss carry forward and the valuation allowance of $45,424 and $97,564 for the six months ended June 30, 2010 and the year ended December 31, 2009. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	June 30, 2010	December 31, 2009
Tax at statutory rate (35%)	$72,103	$56,204
Increase in valuation allowance	(72,103)	(56,204)
Net deferred tax asset	$-	$-

This represents an increase of $15,899 and $34,178 for the six months ended June 30, 2010 and the year ended December 31, 2009. The Company did not pay any income taxes during the six months ended June 30, 2010 or 2009 or since inception.

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Investment in Oil Wells

On January 6, 2009, the Company entered into a purchase agreement to acquire a 49% interest in seven oil wells in the state of Oklahoma, USA. 10,000,000 shares of common stock with an aggregate value of $100,000 were issued to complete this purchase. On June 30, 2010, the Company agreed to purchase the remaining interest in the same seven oil wells for an additional $100,000. A non-interest bearing note was issued to complete this purchase.

Note 6 -Related Party Transactions

On December 12, 2006 the Company entered into a loan agreement with a related party to borrow up to $50,000 to fund operations.  The loan does not bear interest and is due on demand and as such is included in current liabilities. The Company borrowed $12,500 year ended December 31, 2008. Additionally, common stock valued at $8,000 was issued in January 2009 as repayment of the loan. The outstanding balance of the loan was $8,080 as of June 30, 2010.

As part of the agreement to acquire a 49% interest in the oil wells, the Company agreed to pay a monthly property management fee of $5,000 for six months. In the instance the Company did not have the capital resources, a 10% interest bearing note would be issued. As of June 30, 2010, the Company has issued six such notes for a total of $30,000 in addition to a loan totaling $28,721 with accrued interest of $4,014.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2010 and 2009

Note 6 -Related Party Transactions

The President of the Company provides management and consulting services at a rate of $2,000 per month. During the six months ended June 30, 2010 and 2009, management services of $6,000 were charged to operations

From inception June 30, 2010, a shareholder advanced the Company $37,649 to fund operations. The loan carries a 10% interest rate and is due on demand and as such is included in current liabilities. There was accrued interest on the loan of $1,245 and $345 at June 30, 2010 and December 31, 2009.

From inception to June 30, 2010, the President advanced the Company $6,400 to fund operations. The loan was fully repaid along with $600 of interest during the six months ended June 30, 2010.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

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

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our Current Business

Oxbow Resources Corp also referred to herein as Oxbow Resources, or Oxbow, was organized under the laws of the State of Delaware on August 13, 1968.

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

In December 2008 the company decided to discontinue its efforts to fund the operations of the Bristol Gold Property. On January 6, 2009 the company entered into an agreement with Wellington Capital Management Inc. Whereby, Texas Sweet Crude Oil Corp acquired a 49% working interest in the Grindle Lease that is currently returning to production 7 existing wells under a PHASE 1 program and also plans under a PHASE 2 programs to rework the 7 wells and perforate other existing Zones behind the pipe and use a number of methods to increase production.  The Grindle Lease is located in Washington County, Oklahoma, Description: NW/4 SE/4 SE/4 and the N/2 SW/4 SE/4 and the NE/4 SE/4 SW/4 and the SEI14 SE/4 SE/4 of Section 7, Township 25 North, Range 14 East and containing 50 acres more or less.

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

On June 30, 2010, the Company agreed to purchase the remaining 51% interest in the same seven oil wells for an additional $100,000. A non-interest bearing note was issued to complete this purchase

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended June 30, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

	Six months ended June 30,
	2010	2009
Revenue	$-	$-
Operating expenses	(45,424)	(65,217)
Mineral Impairment Cost	-
Net loss	$(45,424)	$(65,217)

Revenue
Our gross revenue for the six-month period ended June 30, 2010, was $0, compared to $0 for the same period in fiscal 2009.

Operating Costs and Expenses

The major components of our expenses for the six-month period ended June 30, 2010, and 2009, are outlined in the table below:

	Six months ended June 30
	2010	2009
Professional fees	$18,800	$47,400
General and administrative	23,513	17,817
Mineral Impairment Cost
Interest	3,111	625
Operating expenses	$45,424	$65,842

The decrease in operating expenses was mainly due to the decrease of $28,600 in professional services and expenditures resulting from travel expenses incurred to meet and integrate the Grindel Lease to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
	Six months ended June 30
	2010	2009
Current assets	$222,453	$103,784
Current liabilities	(307,461)	(143,368)
Working capital deficiency	$(85,008)	$(39,584)

Cash Flows
	Six months ended June 30
	2010	2009
Net cash provided (used)	$(43,534)		$(23,625)
Cash flows used in investing activities	(100,000)		(100,000)
Cash provided by financing activities	162,203		123,625
Net increase in cash	$18,669	$

We had cash of $22,453, assets of 200,000, accounts payable and accrued liabilities of 307,461 and a deficit accumulated during the development stage 206,008 as of June 30, 2010.

Cash Used In Operating Activities

Our cash balance of $22,453 as of June 30, 2010, was an increase of $18,669 over the same period end June 30, 2009.

Cash From Investing Activities

One Hundred Thousand Dollars ($100,000) cash was used by investing activities during the six-month period ended June 30, 2010 as a result of a note payable issued for the investment of the remaining 51% Interest in the Grindel Lease of 7 oil well to be brought back to operation. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits, or unable to obtain additional funds for our working capital needs, we may  cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2010 which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Going Concern
The audited financial statements for the year ended December 31, 2009, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2010, our company has accumulated losses of $206,008since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31,2009,our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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
Dated: August 13, 2010