Form 10-Q
period 2010-09-30
Texas Sweet Crude Oil Corp
filed 2010-11-12
CIK 1389871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2010.

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

As of June 30, 2010 there were 15,141,978 shares of common stock, par value $0.0001 issued and outstanding.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
September 30, 2010 and 2009

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)

Financial Statements
September 30, 2010 and 2009

CONTENTS

Page(s)
Balance Sheets as of September 30, 2010 and December 31, 2009	1

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period of November 1, 2006 (Inception) to September 30, 2010	2

Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period of November 1, 2006 (Inception) to September 30, 2010	3

Notes to the Financial Statements	4-13

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$14,625	$3,784
Total current assets	14,625	3,784

Investment in Oil Wells	576,447	100,000

Total assets	$591,072	$103,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$63,913	$56,362
Notes payable, current portion	100,000	-
Related party payables	157,450	87,006
Total current liabilities	321,363	143,368

Note payable, net of current portion	375,000	-
Total liabilities	696,363	143,368

Stockholders' deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.0001 par value; 155,000,000 shares authorized, 15,141,978 and 21,141,978 issued and outstanding at September 30, 2010 and December 31, 2009	1,514	2,114
Additional paid in capital	113,486	118,886
Deficit accumulated during the development stage	(220,291)	(160,584)
Total stockholders' deficit	(105,291)	(39,584)

Total liabilities and stockholders' deficit	$591,072	$103,784

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Operations

	Three months ended September 30,		Nine months ended September 30,		For the period from November 1, 2006(inception) to September 30, 2010
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,000	6,019	24,513	23,836	60,105
Professional fees	8,128	8,700	26,928	56,100	126,672
Impairment loss	-	-	-	-	22,500
Total operating expenses	9,128	14,719	51,441	79,936	209,277

Other income (expense)
Income from investment	1,447	-	1,447	-	1,447
Interest expense	(2,410)	(968)	(5,521)	(1,593)	(8,269)
Total other income (expense)	(963)	(968)	(4,074)	(1,593)	(6,822)

Net loss	$(10,091)	$(15,687)	$(55,515)	$(81,529)	$(216,099)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	21,076,761	19,511,543	21,120,000	18,244,542

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine months ended September 30,		For the period from November 1, 2006 (inception) to September 30, 2010
	2010	2009
Cash flows from operating activities
Net loss	$(55,515)	$(81,529)	$(216,099)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	3,359	42,315	59,721
Impairment loss	-	-	22,500
Net cash provided by (used in) operating activities	(52,156)	(39,214)	(133,878)

Cash flows from investing activities
Purchase of mineral claim	-	-	(22,500)
Income from interest in oil wells	(1,447)		(1,447)
Purchase of interest in oil wells	(475,000)	(100,000)	(575,000)
Net cash used in investing activities	(476,447)	(100,000)	(598,947)

Cash flows from financing activities
Notes payable	475,000	-	475,000
Related party payables	70,444	35,772	157,450
Stock rescinded	(6,000)	-	(6,000)
Stock issued for settlement of debt	-	11,000	21,000
Stock issued for purchase of interest in oil wells	-	100,000	100,000
Net cash provided by financing activities	539,444	146,772	747,450

Net change in cash	10,841	7,558	14,625
Cash at beginning of period	3,784	-	-
Cash at end of period	$14,625	$7,558	$14,625

Disclosure of non-cash investing and financing activities
Common stock issued for settlement of debt	$-	$11,000	$21,000
Common stock issued for purchase of oil well interest	$-	$100,000	$100,000

Supplemental cash flow information
Cash paid for interest	$600	$-	$600
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2010 and 2009

Note 1 - Nature of Business

Texas Sweet Crude Oil Corp, (“Texas Sweet Crude Oil” or the “Company”) was organized under the laws of the State of Delaware as George Washington Corporation on June 28, 1968.   From 1968 to 1992 the corporation operated in the insurance industry.  In 1992 the company’s assets were liquidated and entered in to bankruptcy and the Company was dormant from that date to November 1, 2006.

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

On August 27, 2010, the Company acquired from Transglobal Energy Resources Inc, a Florida Corporation, its interest of 4.8% of the Palo Pinto Project, consisting of 7 production and 2 disposal wells. The site is currently producing approximately $ 1,500.00 per month net revenue for the 4.8% ownership. The site is not currently operating at if full capacity and we expect significant increase from this level. The property was acquired for a $375,000.00 note payable issued to Transglobal Energy Resources.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2010 or December 31, 2009.

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
September 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured. The Company recognized minimal revenues since its inception.

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
September 30, 2010 and 2009

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

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At September 30, 2010 and 2009 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. As of September 30, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

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
September 30, 2010 and 2009

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

On August 20, 2009, the Company issued 3,000,000 shares of its common stock with an aggregate value of $3,000 for the conversion of related party notes payable. There were 21,141,978 common shares issued and outstanding at September 30, 2010 and December 31, 2009.

On September 30, 2010, the Company cancelled 6,000,000 shares of its common stock issued on January 7, 2010 and returned the proceeds to notes payable and returned the shares to treasury.

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

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2010 and 2009

Note 4 -Income Taxes (continued)
	September 30, 2010	December 31, 2009
Net operating loss carry forward	$216,099	$160,584
Valuation allowance	(216,099)	(160,584)
Net deferred tax asset	$-	$-

This represents an increase in both the net operating loss carry forward and the valuation allowance of $55,515 and $97,564 for the nine months ended September 30, 2010 and the year ended December 31, 2009. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	September 30, 2010	December 31, 2009
Tax at statutory rate (35%)	$76,141	$56,204
Increase in valuation allowance	(76,141)	(56,204)
Net deferred tax asset	$-	$-

This represents an increase of $19,430 and $34,178 for the nine months ended September 30, 2010 and the year ended December 31, 2009. The Company did not pay any income taxes during the nine months ended September 30, 2010 or 2009 or since inception.

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Investment in Oil Wells

On January 6, 2009, the Company entered into a purchase agreement to acquire a 49% interest in seven oil wells in the state of Oklahoma, USA. 10,000,000 shares of common stock with an aggregate value of $100,000 were issued to complete this purchase. On June 30, 2010, the Company agreed to purchase the remaining interest in the same seven oil wells for an additional $100,000. A non-interest bearing note was issued to complete this purchase. On August 27, 2010, the Company acquired from Transglobal Energy Resources Inc, a Florida Corporation, its interest of 4.8% of the Palo Pinto Project, consisting of 7 production and 2 disposal wells. The site is currently producing approximately $ 1,500.00 per month net revenue for the 4.8% ownership. The site is not currently operating at if full capacity and we expect significant increase from this level. The property was acquired for a $375,000.00 note payable issued to Transglobal Energy Resources.

Note 6 -Related Party Transactions

On December 12, 2006 the Company entered into a loan agreement with a related party to borrow up to $50,000 to fund operations.  The loan does not bear interest and is due on demand and as such is included in current liabilities. The Company borrowed $12,500 year ended December 31, 2008. Additionally, common stock valued at $8,000 was issued in January 2009 as repayment of the loan. The outstanding balance of the loan was $8,080 as of September 30, 2010.

TEXAS SWEET CRUDE OIL CORP
(f.k.a. OXBOW RESOURCES CORP.)
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2010 and 2009

As part of the agreement to acquire a 49% interest in the oil wells, the Company agreed to pay a monthly property management fee of $5,000 for nine months. In the instance the Company did not have the capital resources, a 10% interest bearing note would be issued. As of September 30, 2010, the Company has issued nine such notes for a total of $30,000 in addition to a loan totaling $28,721 with accrued interest of $5,482.

Note 6 -Related Party Transactions

The President of the Company provided management and consulting services at a rate of $2,000 per month. During the nine months ended September 30, 2010 and 2009, management services of $8,000 and $18,000 were charged to operations

From inception September 30, 2010, a shareholder advanced the Company $37,649 to fund operations. The loan carries a 10% interest rate and is due on demand and as such is included in current liabilities. There was accrued interest on the loan of $2,186 and $345 at September 30, 2010 and December 31, 2009.

From inception to September 30, 2010, the President advanced the Company $6,400 to fund operations. The loan was fully repaid along with $600 of interest during the nine months ended September 30, 2010.

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

The company agreed   to cover  its proportionate 49% share of all turnkey costs which includes royalties, taxes, operating costs for all wells, in which it elects to participate, located within the leased Project Area up through the tanks. The total amount paid out by the company for the income working interest participation for the purposes of the agreement, through the tanks is defined as that point at which the well is hooked up to a sales line with all necessary production facilities installed in the event it is a gas well and that point at which all necessary production facilities (including tanks and batteries) are installed in the event is an oil well.

The company agreed to issue 10,000,000 shares of rule 144- restricted stock common stock and at agreed value of .01 per share for a cost of $100,000 for the 49% working interest.

The Company (TXSC) further agreed to a nine month land management consultant fee of five thousand dollars ($5,000) per month with a start date of Jan 2009, and renewable at the option of the company to be made payable to Jurassic Petra Inc, Centerville House, fourth floor, second terrace west, Nassau, Bahamas, to be secured by a convertible note in the event the company is unable to make the cash payment.

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

On August 27, 2010, the Company acquired from Transglobal Energy Resources Inc, a Florida Corporation, its interest of 4.8% of the Palo Pinto Project, consisting of 7 production and 2 disposal wells. The site is currently producing approximately $ 1,500.00 per month net revenue for the 4.8% ownership. The site is not currently operating at if full capacity and we expect significant increase from this level. The property was acquired for a $375,000.00 note payable issued to Transglobal Energy Resources.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the nine-month period ended September 30, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

Financial Data Summary

	Nine months ended September 30,
	2010	2009
Revenue	$-	$-
Operating expenses	(51,441)	(79,938)
Other income (expense)	(4,074)	(1,593)
Net loss	$(55,515)	$(81,529)

Revenue

Our gross revenue for the nine-month period ended September 30, 2010, was $0, compared to $0 for the same period in fiscal 2009. The company received Other Income of $1,447 for its 4.8% ownership interest in the Palo Pinto Project acquired on August 27, 2010

Operating Costs and Expenses

The major components of our expenses for the nine-month period ended September 30, 2010, and 2009, are outlined in the table below:

	Nine months ended September 30
	2010	2009
Professional fees	$26,928	$56,100
General and administrative	24,513	23,838
Income from Investment	(1,447)
Interest	5,521	1,593
Operating expenses	$55,515	$81,529

The decrease in operating expenses was mainly due to the decrease  in professional services and expenditures resulting from travel expenses incurred to meet and integrate the Grindel Lease to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources

		Nine months ended September 30
		2010	2009
Current assets		$591,072	$103,784
Current liabilities		(321,363)	(143,368)
Long Term Liabilities Working capital deficiency	(375,000)	$(105,291)	$(39,584)

Cash Flows

	Nine months ended June 30
	2010	2009
Net cash provided (used)	$(52,156)	$(39,214)
Cash flows used in investing activities	(476,447)	(100,000)
Cash provided by financing activities	539,444	146,772
Net increase in cash	$10,841	$7,558

We had cash of $14,625, assets of 591,072, accounts payable and accrued liabilities of 321,363 and a deficit accumulated during the development stage $216,099 as of September 30, 2010.

Cash Used In Operating Activities

Our cash balance of $ 14,625 as of September 30, 2010, was an increase of $7,067 over the same period end September 30, 2009.

Cash From Investing Activities

Five hundred thirty-nine thousand Dollars ($539,444) cash was provided by investing activities during the nine-month period ended September 30, 2010 as a result of a note payable issued for the investment of the remaining 51% Interest in the Grindel Lease of 7 oil wells and the acquisition of the Pal Pinto Project by issuance of a note payable. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits, or unable to obtain additional funds for our working capital needs, we may  cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Going Concern
The audited financial statements for the year ended December 31, 2009, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September  30, 2010, our company has accumulated losses of $ 216,099 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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
Dated: November 12, 2010